Form 10-Q
period 2026-03-31
Range Capital Acquisition Corp II
filed 2026-05-15
CIK 2078653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026

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
of the Exchange Act). Yes ☒ No ☐
As of May 8, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$922,610	$1,122,608
Prepaid expenses	138,981	85,451

Total current assets	1,061,591	1,208,059
Long-term prepaid insurance	35,016	52,523
Marketable securities held in Trust Account	234,163,749	232,104,545

Total Assets	$235,260,356	$233,365,127

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$61,902	$10,602
Accrued offering costs	75,000	75,000

Total current liabilities	136,902	85,602
Deferred underwriting fee	8,050,000	8,050,000

Total Liabilities	8,186,902	8,135,602

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.18 and $10.09 per share as of March 31, 2026 and December 31, 2025, respectively	234,163,749	232,104,545
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,091,128)	(6,875,853)

Total Shareholders’ Deficit	(7,090,295)	(6,875,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,260,356	$233,365,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

General and administrative costs	$223,542

Loss from Operations	(223,542)
Other income:
Investment income – bank	8,267
Interest earned on marketable securities held in Trust Account	2,059,204

Total other income	2,067,471

Net income	$1,843,929

Weighted average shares outstanding of redeemable ordinary shares	23,000,000

Basic and Diluted net income per ordinary share, redeemable ordinary shares	$0.06

Weighted average shares outstanding of non-redeemable ordinary shares	8,326,667

Basic and Diluted net income per ordinary share, non-redeemable ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(6,875,853)	$(6,875,020)
Remeasurement of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,059,204)	(2,059,204)
Net income	—	—	—	—	—	1,843,929	1,843,929

Balance – March 31, 2026	660,000	$66	7,666,667	$767	$—	$(7,091,128)	$(7,090,295)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,843,929
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,059,204)
Changes in operating assets and liabilities:
Prepaid expenses	(53,530)
Long Term prepaid insurance	17,507
Accrued expenses	51,300

Net cash used in operating activities	(199,998)

Net Change in Cash	(199,998)
Cash – Beginning of period	1,122,608

Cash – End of period	$922,610

Supplemental Disclosure of Non-cash Activity:
Remeasurement of Class A ordinary shares to redemption value	$2,059,204

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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
As of March 31, 2026, the Company has not commenced any operations. All activity for the period from May 22, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 6, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share (“Class A Ordinary Share”) and one-half
of one redeemable warrant (each, a “Public Warrant”).
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Liquidity and Going Concern
As of March 31, 2026, the Company had cash of $922,610 and working capital of $924,689.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. Management has determined the liquidity issue raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed financial statements are issued.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form
10-K
for the period ended December 31, 2025, as filed with the SEC on March 25, 2026 (“Annual Report”). The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $922,610 and $1,122,608 cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
Marketable Securities Held in Trust Account
As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $234,163,749 and $232,104,545, respectively, were held in money market funds which are invested primarily in U.S. Treasury securities.
Warrant Instruments
The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their relative fair values.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On October 6, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU
2023-09
also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.
Net Income Per Redeemable and
Non-Redeemable
Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: the redeemable Class A Ordinary Shares and the Company’s non-redeemable
Class A and Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the redeemable and non-redeemable
Ordinary Shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.
At March 31, 2026, the calculation of diluted net income per Ordinary Share does not consider the effect of shareholder rights in the calculation of diluted income per Ordinary Share because their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended March 31, 2026
	Redeemable	Non-redeemable
Basic and Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,353,810	$490,119
Denominator:
Basic and Diluted weighted average Ordinary Shares outstanding	23,000,000	8,326,667

Basic and Diluted net income per Ordinary Share	$0.06	$0.06
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of October 6, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,517,200)
Public Shares issuance costs	(12,956,478)
Plus:
Remeasurement of carrying value to redemption value	19,578,223

Class A ordinary shares subject to possible redemption, December 31, 2025	232,104,545
Plus:
Remeasurement of carrying value to redemption value	2,059,204

Class A ordinary shares subject to possible redemption, March 31, 2026	$234,163,749

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Recent Accounting Standards
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
Warrants —
As of March 31, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants (see Note 4). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
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
The third-party valuation firm valued the Founder Shares as of October 6, 2025 using the Monte Carlo Model simulation. The likelihood of completing the Business Combination was assumed to be 54.0%; the implied Class A share price was $9.804; volatility of 9.0%; risk free rate of 3.63%; and a discount for lack of marketability of 3.6%. The transferred interests to then on-managing
members are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, and other risk factors.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the
“Lock-up”).Notwithstanding
the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the
Lock-up.
Administrative Services Agreement
The Company entered into an agreement, commencing on September 30, 2025, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred and paid $60,000 of administrative services fees which were included in operating expenses on the unaudited condensed statement of operations.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company evaluated the provisions of the OBBBA and determined that adoption of the new law did not have a material impact on its unaudited condensed financial statements or related disclosures.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue a total of 100,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 490,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 660,000 shares of Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 7,666,667 founder shares issued and outstanding. On October 6, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 1,000,000 founder shares are no longer subject to forfeiture.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Investments held in Trust Account	1	$234,163,749	$232,104,545
At March 31, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$922,610	$1,122,608
Marketable securities held in Trust Account	$234,163,749	$232,104,545

For the Three Months Ended March 31, 2026
General and administrative costs	$223,542
Interest earned on investments held in Trust Account	$2,059,204
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Effective as of October 2, 2025, the following individuals were appointed to the board of directors of the Company: James Grigor, Alexander Matina and John Lovett. Accordingly, effective as of October 2, 2025, the Company’s board of directors is comprised of the following individuals: Tim Rotolo, James Grigor, Alexander Matina and John Lovett. Additionally, on October 2, 2025, the Company entered into the Indemnity Agreements with each of Tim Rotolo, Andrew Kucharchuk, James Grigor, Alexander Matina and John Lovett, which require the Company to indemnify each of them to the fullest extent permitted by applicable law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. On the same date, the Company filed its amended and restated memorandum and articles of association (the “Amended Articles”) with the Registrar of Companies in the Cayman Islands. Among other things, the Amended Articles authorize the issuance of up to (i) 490,000,000 Class A Ordinary Shares, (ii) 10,000,000 Class B ordinary shares, par value $0.0001 per share, and (iii) 100,000,000 preference shares, par value $0.0001 per share.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended March 31, 2026, we had net income of $1,843,929, which consisted of interest earned on marketable securities held in Trust Account of $2,059,204 and investment income – bank of $8,267, offset by general and administrative costs of $223,542.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2026, cash used in operating activities was $199,998. Net income of $1,843,929 was affected by interest earned on marketable securities held in Trust Account of $2,059,204 and changes in operating assets and liabilities of $15,277.

As of March 31, 2026, we had marketable securities held in the Trust Account of $234,163,749. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $922,610. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. At March 31, 2026, no Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. Management has determined the liquidity issue raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 monthly fee. As of March 31, 2026, the Company incurred and paid $60,000 in fees for these services.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income Per Redeemable and Non-Redeemable Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report filed with the SEC on March 25, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. During the quarterly period covered by previous period before this Quarterly Report, on October 6, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 660,000 Units at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor and BTIG, LLC, the representative of the underwriters, generating gross proceeds of $6,600,000.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule
16a-1(f)
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

RANGE CAPITAL ACQUISITION CORP II

Date May 14, 2026	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)