Form 10-Q
period 2026-06-30
Range Capital Acquisition Corp II
filed 2026-08-14
CIK 2078653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30
, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-42890

Range Capital Acquisition Corp II
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 Main Street
Cold Spring Harbor
New York 11724
(Address of principal executive offices)
(
631
)
246-034
0
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
If an emerging growth company, ind
icat
e by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act). Yes ☒ No ☐
As of August 12, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from May 22, 2025 (inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from May 22, 2025 (inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months ended June 30, 2026 and for the Period from May 22, 2025 (inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$816,510	$1,122,608
Prepaid expenses	115,331	85,451

Total current assets	931,841	1,208,059
Long-term prepaid insurance	17,508	52,523
Marketable securities held in Trust Account	236,249,983	232,104,545

Total Assets	$237,199,332	$233,365,127

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$51,542	$10,602
Advances from related party	15,065	—
Accrued offering costs	75,000	75,000

Total current liabilities	141,607	85,602
Deferred underwriting fee	8,050,000	8,050,000

Total Liabilities	8,191,607	8,135,602

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.27 and $10.09 per share as of June 30, 2026 and December 31, 2025, respectively	236,249,983	232,104,545
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,243,091)	(6,875,853)

Total Shareholders’ Deficit	(7,242,258)	(6,875,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$237,199,332	$233,365,127

The accompanying notes are an integral part of these unaudited condensed financial st at
ements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from May 22, 2025 (inception) through June 30, 2025
General and administrative costs	$158,970	$382,512	$12,437

Loss from Operations	(158,970)	(382,512)	(12,437)

Other income:
Investment income – bank	7,007	15,274	—
Interest earned on marketable securities held in Trust Account	2,086,234	4,145,438	—

Total other income	2,093,241	4,160,712	—

Net income (loss)	$1,934,271	$3,778,200	$(12,437)

Weighted average shares outstanding of redeemable ordinary shares	23,000,000	23,000,000	—

Basic and Diluted net income (loss) per ordinary share, redeemable ordinary shares	$0.06	$0.12	$—

Weighted average shares outstanding of non-redeemable ordinary shares	8,326,667	8,326,667	6,666,667

Basic and Diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.06	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(6,875,853)	$(6,875,020)
Remeasurement of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,059,204)	(2,059,204)
Net income	—	—	—	—	—	1,843,929	1,843,929

Balance – March 31, 2026	660,000	66	7,666,667	767	—	(7,091,128)	(7,090,295)
Remeasurement of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,086,234)	(2,086,234)
Net income	—	—	—	—	—	1,934,271	1,934,271

Balance – June 30, 2026	660,000	$66	7,666,667	$767	$—	$(7,243,091)	$(7,242,258)

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of May 22, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholders (1)	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(12,437)	(12,437)

Balance – June 30, 2025	—	$—	7,666,667	$767	$24,233	$(12,437)	$(12,563)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from May 22, 2025 (inception) through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,778,200	$(12,437)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,145,438)	—
Changes in operating assets and liabilities:
Prepaid expenses	(29,880)	(10,300)
Long Term prepaid insurance	35,015	—
Accrued expenses	40,940	7,017

Net cash used in operating activities	(321,163)	(15,720)

Cash flows from Financing Activities:
Advances from related party	15,065	—
Proceeds from the issuance of Class B ordinary shares	—	25,000

Net cash provided by financing activities	15,065	25,000

Net Change in Cash	(306,098)	9,280
Cash – Beginning of period	1,122,608	—

Cash – End of period	$816,510	$9,280

Supplemental Disclosure of Non-cash Activity:
Remeasurement of Class A ordinary shares to redemption value	$4,145,438	$—

Deferred offering costs included in accrued offering costs	$—	$52,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026, the Company has not commenced any operations. All activity for the period from May 22, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
JUNE 30, 2026
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Liquidity and Going Concern
As of June 30, 2026, the Company had cash of $816,510 and working capital of $790,234.
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
for the period ended December 31, 2025, as filed with the SEC on March 25, 2026 (“Annual Report”). The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $816,510 and $1,122,608 cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
Marketable Securities Held in Trust Account
As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $236,249,983 and $232,104,545, respectively, were held in money market funds which are invested primarily in U.S. Treasury securities.
Warrant Instruments
The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their relative fair values.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On October 6, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU2023-09also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.
Net Income (Loss) Per Redeemable and
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
Ordinary Shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.
At June 30, 2026, the calculation of diluted net income (loss) per Ordinary Share does not consider the effect of shareholder rights in the calculation of diluted income (loss) per Ordinary Share because their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from May 22, 2025 (inception) Through June 30, 2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,420,139	$514,132	$2,773,950	$1,004,250	$—	$(12,437)
Denominator:
Basic and Diluted weighted average Ordinary Shares outstanding	23,000,000	8,326,667	23,000,000	8,326,667	—	6,666,667

Basic and Diluted net income (loss) per Ordinary Share	$0.06	$0.06	$0.12	$0.12	$—	$(0.00)

Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of October 6, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,517,200)
Public Shares issuance costs	(12,956,478)
Plus:
Remeasurement of carrying value to redemption value	19,578,223

Class A ordinary shares subject to possible redemption, December 31, 2025	232,104,545
Plus:
Remeasurement of carrying value to redemption value	2,059,204

Class A ordinary shares subject to possible redemption, March 31, 2026	234,163,749
Plus:
Remeasurement of carrying value to redemption value	2,086,234

Class A ordinary shares subject to possible redemption, June 30, 2026	$236,249,983

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
Warrants —
As of June 30, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants (see Note 4). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2026
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within
a30-tradingday
period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

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
JUNE 30, 2026
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
Administrative Services Agreement
The Company entered into an agreement, commencing on September 30, 2025, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred and paid $60,000 and $120,000 of administrative services fees, respectively, which were included in operating expenses on the unaudited condensed statements of operations. For the period from May 22, 2025 (inception) through June 30, 2025, no administrative service fees incurred.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
Advance from Related Party
During the three and six months ended June 30, 2026, the Sponsor advanced funds to the Company to pay operating expenses. As of June 30, 2026, the outstanding balance of advances from related party was $15,065 and is included in advances from related party on the accompanying condensed balance sheets.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Underwriting Agreement
The Company granted the underwriters
a45-dayoption
from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any.
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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue a total of 100,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 490,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 660,000 shares of Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 7,666,667 founder shares issued and outstanding. On October 6, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 1,000,000 founder shares are no longer subject to forfeiture.
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
JUNE 30, 2026
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Investments held in Trust Account	1	$236,249,983	$232,104,545
At June 30, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
JUNE 30, 2026
(UNAUDITED)

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$816,510	$1,122,608
Marketable securities held in Trust Account	$236,249,983	$232,104,545

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from May 22, 2025 (inception) Through June 30, 2025
General and administrative costs	$158,970	$382,512	$12,437
Interest earned on investments held in Trust Account	$2,086,234	$4,145,438	$—
The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.
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

On September 30, 2025, the registration statement on Form S-1 (File No. 333-290118) (the “Registration Statement”) relating to the initial public offering (the “Initial Public Offering” or “Offering”) of the Company, was declared effective by the U.S. Securities and Exchange Commission.

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

Simultaneously with the consummation of the Offering, the Company consummated a private placement of 430,000 units to the Sponsor and an aggregate of 230,000 units to the Representative (collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,600,000 (the “Private Placement”).

A total of $230,000,000 of the net proceeds from the Offering and the Private Placement was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended June 30, 2026, we had net income of $1,934,271, which consisted of interest earned on marketable securities held in Trust Account of $2,086,234 and investment income – bank of $7,007, offset by general and administrative costs of $158,970.

For the six months ended June 30, 2026, we had net income of $3,778,200, which consisted of interest earned on marketable securities held in Trust Account of $4,145,438 and investment income – bank of $15,274, offset by general and administrative costs of $382,512.

For the period from May 22, 2025 (inception) through June 30, 2025, we had net loss of $12,437, which consisted of formation, general and administrative costs.

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

For the six months ended June 30, 2026, cash used in operating activities was $321,163. Net income of $3,778,200 was affected by interest earned on marketable securities held in Trust Account of $4,145,438 and changes in operating assets and liabilities of $46,075.

For the period from May 22, 2025 (inception) through June 30, 2025, cash used in operating activities was $15,720. Net loss of $12,437 was affected by changes in operating assets and liabilities of $3,283.

As of June 30, 2026, we had marketable securities held in the Trust Account of $236,249,983. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $816,510. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. At June 30, 2026, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 monthly fee. For the three and six months ended June 30, 2026, the Company incurred and paid $60,000 and $120,000 of administrative services fees, respectively

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,050,000 in the aggregate, payable to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to public shares that are redeemed in connection with an initial Business Combination.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) Per Redeemable and Non-Redeemable Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three and six months ended June 30, 2026, none of the Company’s directors or officers (as defined in
Rule16a-1(f)of
the Exchange Act) adopted or terminated a “Rule
10b5-1
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

RANGE CAPITAL ACQUISITION CORP II

Date August 13, 2026	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)