Form 10-Q
period 2026-09-30
Range Capital Acquisition Corp II
filed 2026-11-13
CIK 2078653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

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
(631)246-0340
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
of the Exchange Act). Yes ☒ No ☐
As of November 1
2
, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $
0.0001
par value, issued and outstanding.

RANGE CAPITAL ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, the Nine Months Ended September 30, 2026 and the Period from May 22, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, the Nine Months Ended September 30, 2026 and the Period from May 22, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2026 and for the Period from May 22, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RANGE CAPITAL ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$695,103	$1,122,608
Prepaid expenses	91,681	85,451

Total current assets	786,784	1,208,059
Long-term prepaid insurance	—	52,523
Marketable securities held in Trust Account	238,431,707	232,104,545

Total Assets	$239,218,491	$233,365,127

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$56,813	$10,602
Accrued offering costs	75,000	75,000

Total current liabilities	131,813	85,602
Deferred underwriting fee	8,050,000	8,050,000

Total Liabilities	8,181,813	8,135,602

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.37 and $10.09 per share as of September 30, 2026 and December 31, 2025, respectively	238,431,707	232,104,545
Shareholders’ Deficit
Preferred shares, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 660,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,395,862)	(6,875,853)

Total Shareholders’ Deficit	(7,395,029)	(6,875,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$239,218,491	$233,365,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from May 22, 2025 (inception) through September 30, 2025
General and administrative costs	$159,239	$37,363	$541,751	$49,800

Loss from Operations	(159,239)	(37,363)	(541,751)	(49,800)

Other income:
Investment income – bank	6,468	—	21,742	—
Interest earned on marketable securities held in Trust Account	2,181,724	—	6,327,162	—

Total other income	2,188,192	—	6,348,904	—

Net income (loss)	$2,028,953	$(37,363)	$5,807,153	$(49,800)

Weighted average shares outstanding of redeemable ordinary shares	23,000,000	—	23,000,000	—

Basic and Diluted net income (loss) per ordinary share, redeemable ordinary shares	$0.06	$—	$0.19	$—

Weighted average shares outstanding of non-redeemable ordinary shares	8,326,667	6,666,667	8,326,667	6,666,667

Basic and Diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.06	$(0.01)	$0.19	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2025	660,000	$66	7,666,667	$767	$—	$(6,875,853)	$(6,875,020)
Remeasurement of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,059,204)	(2,059,204)
Net income	—	—	—	—	—	1,843,929	1,843,929

Balance – March 31, 2026	660,000	66	7,666,667	767	—	(7,091,128)	(7,090,295)
Remeasurement of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,086,234)	(2,086,234)
Net income	—	—	—	—	—	1,934,271	1,934,271

Balance – June 30, 2026	660,000	66	7,666,667	767	—	(7,243,091)	(7,242,258)
Remeasurement of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,181,724)	(2,181,724)
Net income	—	—	—	—	—	2,028,953	2,028,953

Balance – September 30, 2026	660,000	$66	7,666,667	$767	$—	$(7,395,862)	$(7,395,029)

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of May 22, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholders(1)	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(12,437)	(12,437)

Balance – June 30, 2025	—	—	7,666,667	767	24,233	(12,437)	12,563
Net loss	—	—	—	—	—	(37,363)	(37,363)

Balance – September 30, 2025	—	$—	7,666,667	$767	$24,233	$(49,800)	$(24,800)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from May 22, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$5,807,153	$(49,800)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,327,162)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,230)	—
Long Term prepaid insurance	52,523	—
Accrued expenses	46,211	17,017

Net cash used in operating activities	(427,505)	(32,783)

Cash flows from Financing Activities:
Advances from related party	15,065	—
Repayment of advances from related party	(15,065)	—
Proceeds from the issuance of Class B ordinary shares	—	25,000
Proceeds from promissory note – related party	—	132,361
Payment of deferred offering costs	—	(115,298)

Net cash provided by (used in) financing activities	—	42,063

Net Change in Cash	(427,505)	9,280
Cash – Beginning of period	1,122,608	—

Cash – End of period	$695,103	$9,280

Supplemental Disclosure of Non-cash Activity:
Remeasurement of Class A ordinary shares to redemption value	$6,327,162	$—

Deferred offering costs included in accrued offering costs	$—	$174,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company has not commenced any operations. All activity for the period from May 22, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
SEPTEMBER 30, 2026
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Liquidity and Going Concern
As of September 30, 2026, the Company had cash of $695,103 and working capital of $654,971.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026 (“Annual Report”). The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $695,103 and $1,122,608 cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Marketable Securities Held in Trust Account
As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $238,431,707 and $232,104,545, respectively, were held in money market funds which are invested primarily in U.S. Treasury securities.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU2023-09also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2026
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
At September 30, 2026, the calculation of diluted net income (loss) per Ordinary Share does not consider the effect of shareholder rights in the calculation of diluted income (loss) per Ordinary Share because their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,489,655	$539,298	$—	$(37,363)
Denominator:
Basic and Diluted weighted average Ordinary Shares outstanding	23,000,000	8,326,667	—	6,666,667

Basic and Diluted net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)

	For the Nine Months Ended September 30, 2026		For the Period from May 22, 2025 (inception) Through September 30, 2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$4,263,605	$1,543,548	$—	$(49,800)
Denominator:
Basic and Diluted weighted average Ordinary Shares outstanding	23,000,000	8,326,667	—	6,666,667

Basic and Diluted net income (loss) per Ordinary Share	$0.19	$0.19	$—	$(0.01)

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance
withASC480-10-S99,the
Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of October 6, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,517,200)
Public Shares issuance costs	(12,956,478)
Plus:
Remeasurement of carrying value to redemption value	19,578,223

Class A ordinary shares subject to possible redemption, December 31, 2025	232,104,545
Plus:
Remeasurement of carrying value to redemption value	2,059,204

Class A ordinary shares subject to possible redemption, March 31, 2026	234,163,749
Plus:
Remeasurement of carrying value to redemption value	2,086,234

Class A ordinary shares subject to possible redemption, June 30, 2026	236,249,983
Plus:
Remeasurement of carrying value to redemption value	2,181,724

Class A ordinary shares subject to possible redemption, September 30, 2026	$238,431,707

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

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
Warrants —As of September 30, 2026 and December 31, 2025, there were 11,830,000 Warrants outstanding, including 11,500,000 Public Warrants and 330,000 Private Placement Warrants (see Note 4). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of this offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2026
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
SEPTEMBER 30, 2026
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
Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule14e-5under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on September 30, 2025, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the agreement will terminate, and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $180,000 of administrative services fees, respectively, which were included in operating expenses on the unaudited condensed statements of operations. For the three months ended September 30, 2025 and for the period from May 22, 2025 (inception) through September 30, 2025, no administrative service fees were incurred.

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on anon-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
Advance from Related Party
During the six months ended June 30, 2026, the Sponsor advanced $15,065 to the Company to pay operating expenses. The advances were repaid in full during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under advances from related party.
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

RANGE CAPITAL ACQUISITION CORP II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)

Underwriting Agreement
The Company granted the underwritersa45-dayoptionfrom the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any.
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
Note 7 — Shareholders’ Deficit
Preference Shares— The Company is authorized to issue a total of 100,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares— The Company is authorized to issue a total of 490,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 660,000 shares of Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.
Class B Ordinary Shares— The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 7,666,667 founder shares issued and outstanding. On October 6, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 1,000,000 founder shares are no longer subject to forfeiture.
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
SEPTEMBER 30, 2026
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Investments held in Trust Account	1	$238,431,707	$232,104,545
At September 30, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.
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
SEPTEMBER 30, 2026
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

	September 30, 2026	December 31, 2025
Cash	$695,103	$1,122,608
Marketable securities held in Trust Account	$238,431,707	$232,104,545

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from May 22, 2025 (inception) Through September 30, 2025
General and administrative costs	$159,239	$37,363	$541,751	$49,800
Interest earned on investments held in Trust Account	$2,181,724	$—	$6,327,162	$—
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest earned on investments held in Trust Account. We incur expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance.

For the three months ended September 30, 2026, we had net income of $2,028,953, which consisted of interest earned on marketable securities held in Trust Account of $2,181,724 and investment income – bank of $6,468, offset by general and administrative costs of $159,239.

For the nine months ended September 30, 2026, we had net income of $5,807,153, which consisted of interest earned on marketable securities held in Trust Account of $6,327,162 and investment income – bank of $21,742, offset by general and administrative costs of $541,751.

For the three months ended September 30, 2025, we had net loss of $37,363, which consisted of formation, general and administrative costs.

For the period from May 22, 2025 (inception) through September 30, 2025, we had net loss of $49,800, which consisted of formation, general and administrative costs.

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

For the nine months ended September 30, 2026, cash used in operating activities was $427,505. Net income of $5,807,153 was affected by interest earned on marketable securities held in Trust Account of $6,327,162 and changes in operating assets and liabilities of $92,504.

For the period from May 22, 2025 (inception) through September 30, 2025, cash used in operating activities was $32,783. Net loss of $49,800 was affected by changes in operating assets and liabilities of $17,017.

As of September 30, 2026, we had marketable securities held in the Trust Account of $238,431,707. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $695,103. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. At September 30, 2026, no Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014 - 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. Management has determined the liquidity issue raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed financial statements are issued.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 monthly fee. For the three and nine months ended September 30, 2026, the Company incurred and paid $60,000 and $180,000 of administrative services fees, respectively

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,050,000 in the aggregate, payable to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to public shares that are redeemed in connection with an initial Business Combination.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three and nine months ended September 30, 2026, none of the Company’s directors or officers (as defined in
Rule16a-1(f)
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

RANGE CAPITAL ACQUISITION CORP II

Date November 13, 2026	By:	/s/ Tim Rotolo
	Name:	Tim Rotolo
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)